Form 10-Q
period 1999-05-01
BLUE BIRD BODY CO; BLUE BIRD CORP
filed 1999-06-15
CIK 889468, 889469

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

[x] JOINT QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the period ended May 1, 1999

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _______ to ________

 Commission File Number 33-49544-01          Commission File Number 33-49544

             BLUE BIRD CORPORATION                  BLUE BIRD BODY COMPANY
  (Exact name of registrant as specified    (Exact name of registrant as specified
                   in its charter)                       in its charter)

                 DELAWARE                                   GEORGIA
     (State or other jurisdiction of            (State or other jurisdiction of
     incorporation or organization)             incorporation or organization)

               13-3638126                                 58-0813156
  (I.R.S. Employer Identification No.)      (I.R.S. Employer Identification No.)

            3920 Arkwright Road                         3920 Arkwright Road
            MACON, GEORGIA 31210                        MACON, GEORGIA 31210
      (Address of principal executive            (Address of principal executive
         offices, including zip code)              offices, including zip code)

               (912) 757-7100                              (912) 757-7100
      (Registrant's telephone number,             (Registrant's telephone number,
            including area code)                        including area code)

         Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---    ---

         As of June 1, 1999, 9,204,778 shares of Blue Bird Corporation's common stock and 10 shares of Blue Bird Body Company's common stock were outstanding.

         BLUE BIRD BODY COMPANY ("BLUE BIRD" OR THE "COMPANY") IS A WHOLLY-OWNED SUBSIDIARY OF BLUE BIRD CORPORATION ("BBC"). BLUE BIRD MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1) (a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING CERTAIN PORTIONS OF THIS FORM 10-Q APPLICABLE TO IT WITH THE REDUCED DISCLOSURE FORMAT PERMITTED BY SUCH GENERAL INSTRUCTION.

                             BLUE BIRD CORPORATION
                             BLUE BIRD BODY COMPANY

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE THREE-MONTH AND SIX-MONTH PERIODS
                                ENDED MAY 1, 1999

                                TABLE OF CONTENTS


                                                                                                    PAGE
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements:

                  Condensed Consolidated Balance Sheets
                   as of May 1, 1999 and
                   October 31, 1998....................................................................1

                  Condensed Consolidated Statements of
                   Income for the three-month and six-month
                   periods ended May 1, 1999 and
                   May 2, 1998.........................................................................2

                  Condensed Consolidated Statements of
                   Cash Flows for the six-month
                   periods ended May 1, 1999
                   and May 2, 1998.....................................................................3

                  Notes to Condensed Consolidated
                   Financial Statements................................................................4


Item 2.           Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations..........................................................................6

Item 3.           Quantitative and Qualitative Disclosures
                   about Market Risk....................................................................9

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings.....................................................................9

Item 6.           Exhibits and Reports on Form 8-K......................................................9

                  Signatures............................................................................10


                     BLUE BIRD CORPORATION AND SUBSIDIARIES
                     BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        MAY 1, 1999 AND OCTOBER 31, 1998

                                ($ IN THOUSANDS)


                                     ASSETS

                                                                   MAY 1,                 OCTOBER 31,
                                                                    1999                     1998
                                                                --------------           --------------
                                                                (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                                 $          7,875         $         54,558
   Trade receivables                                                   23,904                   20,226
   Leases receivable                                                   48,662                   48,262
   Inventories                                                        175,306                   85,148
   Prepaid expenses                                                     2,309                    1,149
   Other current assets                                                 1,738                    1,913
                                                                --------------           --------------
        Total current assets                                          259,794                  211,256

LEASES RECEIVABLE,  NONCURRENT                                         66,139                   63,205

PROPERTY, PLANT, AND EQUIPMENT                                         75,604                   71,183
   Less accumulated depreciation                                      (38,404)                 (35,293)
                                                                --------------           --------------
        Property, plant, and equipment, net                            37,200                   35,890
                                                                --------------           --------------
GOODWILL AND DEBT ISSUE COSTS                                         162,506                  162,506
   Less accumulated amortization                                      (30,194)                 (27,642)
                                                                --------------           --------------
        Goodwill & debt issue costs,  net                             132,312                  134,864
                                                                --------------           --------------

OTHER ASSETS                                                            8,128                    4,743
                                                                --------------           --------------

        Total assets                                         $        503,573         $        449,958
                                                                --------------           --------------
                                                                --------------           --------------
                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
   Revolving credit facilities                               $         32,400         $              0
   Current portion of long-term debt                                   18,750                   16,750
   Accounts payable                                                    50,612                   29,763
   Income taxes payable                                                 2,001                    7,444
   Deferred income taxes                                                3,931                    5,356
   Other current liabilities                                           44,769                   38,259
                                                                --------------           --------------
        Total current liabilities                                     152,463                   97,572

LONG-TERM DEBT                                                        322,969                  329,733

DEFERRED INCOME TAXES                                                   4,577                    4,844

OTHER LIABILITIES                                                      21,917                   21,925

REDEEMABLE COMMON STOCK, NET                                           45,950                   48,445
                                                                --------------           --------------
        Total liabilities                                             547,876                  502,519

STOCKHOLDERS' (DEFICIT) EQUITY:
   Common stock, $.01 par value; 25,000,000 shares
      authorized; 7,704,778 shares outstanding                             77                       77
   Additional paid-in capital                                          77,023                   77,023
   Retained earnings (deficit)                                       (117,685)                (125,309)
   Other comprehensive income                                          (3,718)                  (4,352)
                                                                --------------           --------------
        Total stockholders' (deficit) equity                          (44,303)                 (52,561)
                                                                --------------           --------------
        Total liabilities and stockholders' (deficit) equity $        503,573         $        449,958
                                                                --------------           --------------
                                                                --------------           --------------

The accompanying notes are an integral part of these condensed consolidated statements.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES
                     BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED MAY 1, 1999 AND MAY 2, 1998

                                ($ IN THOUSANDS)


                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                 ----------------------------   -----------------------------
                                                    MAY 1,          MAY 2,          MAY 1,          MAY 2,
                                                     1999            1998            1999            1998
                                                 -------------   -------------   -------------   ------------
                                                 (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)

Net sales                                          $ 136,710      $ 102,713      $ 237,274      $ 193,614

Cost of goods sold                                   111,503         82,553        193,336        157,168
                                                   ---------      ---------      ---------      ---------

               Gross profit                           25,207         20,160         43,938         36,446

Selling, general and administrative expenses          11,918         11,474         23,401         22,701

Amortization of goodwill and other intangibles           960            960          1,920          1,920
                                                   ---------      ---------      ---------      ---------

Operating income                                      12,329          7,726         18,617         11,825

Interest income                                        1,987          1,690          4,176          3,629

Interest and debt issue expense                       (7,798)        (8,636)       (15,602)       (17,098)

Other income                                             430            307            736            605
                                                   ---------      ---------      ---------      ---------

Income (loss) before income taxes                      6,948          1,087          7,927         (1,039)

Provision (benefit) for income taxes                   2,425            300          2,798           (322)
                                                   ---------      ---------      ---------      ---------

Net income (loss)                                  $   4,523      $     787      $   5,129      $    (717)
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------




The accompanying notes are an integral part of these condensed consolidated statements.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES
                     BLUE BIRD BODY COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
           FOR THE SIX-MONTH PERIODS ENDED MAY 1, 1999 AND MAY 2, 1998


                                ($ IN THOUSANDS)

                                                                                         SIX MONTHS ENDED
                                                                            ---------------------------------------
                                                                               MAY 1,                    MAY 2,
                                                                                1999                      1998
                                                                            -------------             -------------
                                                                            (UNAUDITED)               (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                     $         5,129           $          (717)
                                                                            -------------             -------------
   Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
         Depreciation and amortization                                             5,629                     5,782
         Increase (decrease) in cash surrender value of life insurance                19                        11
         Deferred income taxes                                                    (1,692)                     (699)
   Changes in operating assets and liabilities:
         (Increase) decrease in trade receivables                                 (3,678)                      993
         (Increase) decrease in inventories                                      (90,158)                  (96,274)
         (Increase) decrease in prepaid expenses                                  (1,160)                     (838)
         Increase (decrease) in accounts payable                                  20,849                    29,349
         Increase (decrease) in income taxes payable                              (5,443)                       36
         Other                                                                     3,012                    11,239
                                                                            -------------             -------------

             Total adjustments                                                   (72,622)                  (50,401)
                                                                            -------------             -------------

          Net cash used in operating activities                                  (67,493)                  (51,118)
                                                                            -------------             -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Property, plant, and equipment acquisitions                                    (4,116)                   (1,303)
   (Increase) decrease in leases receivable                                       (3,334)                     (134)

                                                                            -------------             -------------
          Net cash used in investing activities                                   (7,450)                   (1,437)
                                                                            -------------             -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowing on revolving credit agreements                                   34,000                    31,100
   Repayment of long-term debt                                                    (6,375)                   (5,375)
                                                                            -------------             -------------

          Net cash provided by financing activities                               27,625                    25,725
                                                                            -------------             -------------

EFFECT OF EXCHANGE RATE FLUCTUATIONS                                                 635                      (222)
                                                                            -------------             -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (46,683)                  (27,052)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  54,558                    31,031
                                                                            -------------             -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $         7,875           $         3,979
                                                                            -------------             -------------
                                                                            -------------             -------------
SUPPLEMENTAL INFORMATION:
   Cash interest paid                                                    $        15,066           $        16,554
                                                                            -------------             -------------
                                                                            -------------             -------------
   Cash income taxes paid                                                $         9,866           $           312
                                                                            -------------             -------------
                                                                            -------------             -------------



The accompanying notes are an integral part of these condensed consolidated statements.

                     BLUE BIRD CORPORATION AND SUBSIDIARIES

                     BLUE BIRD BODY COMPANY AND SUBSIDIARIES


              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       BASIS OF FINANCIAL STATEMENTS AND FORMATION AND ORGANIZATION

         The accompanying unaudited condensed consolidated financial statements of Blue Bird Corporation and subsidiaries ("BBC") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the joint annual report of BBC and Blue Bird Body Company on Form 10-K for the fiscal year ended October 31, 1998.

         The accompanying unaudited financial statements include, in the opinion of management, all adjustments, which are of a normal recurring nature, necessary for a fair presentation for the periods presented. Results for the interim periods presented are not necessarily indicative of results that may be expected for a full fiscal year.


         FISCAL YEAR

         BBC's fiscal year ends on the Saturday nearest October 31 of each year, generally referred to as a "52-/53-week year." Fiscal years 1999 and 1998 each contain 52 weeks.



2.       INVENTORIES

         Inventories are valued at the lower of cost or market, cost being determined on the last-in, first-out basis. If the first-in, first-out method had been used, inventories would have been approximately $3.5 million higher at May 1, 1999 and approximately $2.9 million higher at October 31, 1998.

         The components of inventory consist of the following at May 1, 1999 and October 31, 1998 (dollars in thousands):

                                      1999                   1998
                                     -----                  ------

         Raw materials                $ 30,207            $23,923
         Work in process                71,133             31,956
         Finished goods                 73,966             29,269
                                       -------             ------
                                      $175,306            $85,148
                                      --------            -------
                                      --------            -------



3.       CONTINGENCIES

         PENDING LITIGATION AND INSURANCE PROGRAM

         As of May 1, 1999, a number of product liability cases were pending against a subsidiary of BBC. Neither the outcome of certain cases nor the amounts of any liabilities related to these certain cases are known; however, management believes that the ultimate resolution of these matters will not have a material adverse impact on BBC's financial position or results of operations.



4.       RECAPITALIZATION

         During November 1996, Blue Bird was recapitalized, resulting in the repayment of the then existing $86 million of debt, the issuance of new debt in the amount of $275 million and a distribution paid to shareholders and holders of options for BBC common stock of $185.3 million and $16.5 million, respectively. The existing Subordinated Notes were repurchased at a premium of $3.4 million. Debt issuance costs related to the recapitalization were $9.7 million. A nonrecurring recapitalization charge was taken in November to recognize the $3.4 million premium cost, $1.4 million of original debt issue costs written off and $16.5 million General and Administrative expenses related to the distribution payment to option holders for a total of $21.3 million.



5.       REDEEMABLE COMMON STOCK

         The Company quarterly records an adjustment to the redeemable common stock based on an estimated Company valuation net of outstanding debt in accordance with the formula in the stockholders' agreement.

6.       COMPREHENSIVE INCOME

         Effective November 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which requires companies to disclose comprehensive income and its components, defined as the total of net income and all other nonowner changes in equity. The Company has other nonowner changes in equity ("other comprehensive income") in the form of cumulative translation adjustments and unrealized gains on available-for-sale equity securities. Total comprehensive income for the quarters ended May 1, 1999 and May 2, 1998 was $4.9 million and $.8 million respectively. Total comprehensive income (loss) for the six months ended May 1, 1999 and May 2, 1998 was $5.8 million and ($.9), respectively.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     THREE MONTHS ENDED MAY 1, 1999 COMPARED TO THREE MONTHS ENDED MAY 2, 1998

Net sales for the quarter ended May 1, 1999, were $136.7 million, an increase of $34.0 million or 33.1% compared to the corresponding period in 1998. This increase was due to more deliveries during the current reporting period as compared to the 1998 period.

Gross profit increased to $25.2 million in the second quarter of 1999 from $20.2 million in the second quarter of 1998, an increase of $5.0 million or 24.8% as a result of higher sales volume. The gross margin decreased to 18.4% compared to 19.6% in the 1998 period. The mix of buses delivered during the 1998 period resulted in unusually high margins.

Selling, general and administrative expenses increased to $11.9 million from $11.5 million in the 1998 period, an increase of $.4 million or 3.5%. The increase was due primarily to higher selling and engineering expenses related to higher sales volume.

Interest and debt issue expenses decreased to $7.8 million in the current period from $8.6 million in the prior year period due to lower average interest rates and decreased average debt in the current period as compared to the prior year period.

The provision for income taxes was $2.4 million in the current period compared to $.3 million in the 1998 period as a result of increased taxable income.

     SIX MONTHS ENDED MAY 1, 1999 COMPARED TO SIX MONTHS ENDED MAY 2, 1998

Net Sales for the six months ended May 1, 1999, were $237.3 million, an increase of $43.7 million or 22.6% compared to the corresponding period in 1998. This increase was due to more deliveries during the current reporting period as compared to the 1998 period.

Gross profit increased to $43.9 million in the current period as compared to $36.4 million in the 1998 period. This increase was $7.5 million or 20.6% due to higher sales volume. The gross margin of 18.5% was down slightly compared to the gross margin for the prior year period of 18.8%. The prior year period mix of units delivered generated a slightly higher gross margin.

Selling, general and administrative expenses increased to $23.4 million from $22.7 million in the 1998 period, an increase of $.7 million or 3.1%. This increase was due to increased engineering and selling expenses related to higher sales volume.

Interest and debt issue expense decreased to $15.6 million in the current period from $17.1 million in the prior year period due to lower average interest rates and decreased average debt in the current period as compared to the prior period.

The provision for income taxes was $2.8 million in the current period compared to a benefit of $.3 million in the 1998 period. The 1998 period reflected a loss.


YEAR 2000

As a result of certain computer programs being written using two digits rather than four to define the applicable year, information systems that have date sensitive software may be unable to properly recognize and process dates and date-sensitive information on and beyond January 1, 2000 (the "Year 2000 Problem"). The Year 2000 Problem, which is common to most businesses, could, if not resolved, have a detrimental effect on the Company's operations, and interfere with the Company's ability to engage in normal business activities. If unremedied, the Year 2000 Problem could result in systems failures or miscalculations causing disruptions, including among other things, a temporary slowdown of manufacturing operations due to parts shortages and, consequently, a temporary inability to deliver buses to customers.

In 1993, the Company began a company-wide assessment of the vulnerability of its information technology systems to the Year 2000 Problem and began modifying all affected software. Approximately 90% of the software used by the company was developed and is maintained in house. All software systems have been reviewed to determine Year 2000 compliance. As of May 1, 1999, the Company estimates that it has completed approximately 97% of the necessary revisions and testing. Hardware and network systems review is scheduled for completion in mid summer of 1999.

The Company also has been assessing its non-information technology systems to identify potential Year 2000 problems. The review to date has not identified any major non-information technology system problems that would adversely affect operations in a significant way. The evaluation and testing of non-information technology systems is scheduled to be completed by mid summer of 1999.

The Company is also in process of surveying major suppliers and customers to determine their efforts toward resolution of the Year 2000 Problem. The Company has developed contingency plans to address various Year 2000 problems which would result in the failure of critical business systems of the Company, its significant suppliers or customers.

Since 1993, the Company has treated the costs associated with modifying affected systems as on-going software maintenance using primarily in-house resources. The Company estimates that approximately $.6 million has been expended in connection therewith through the second quarter of fiscal 1999, mainly costs associated with employee payroll. The Company believes that the remaining costs associated with completion of the Year 2000 Problem will be approximately $.3 million, again mainly internal payroll related, including the additional cost of an outside contractor. Remediation costs comprise less than 15 percent of the information technology budget for fiscal 1999. All remediation costs are funded from current operating income.

Although the Company believes that it will be able to modify or replace its affected systems in time to minimize any detrimental effects on its operation caused by the Year 2000 Problem, it can make no assurance that the Company will be successful in such efforts, or that its major vendors or customers will successfully modify or replace their affected systems or that such failures would not have a material adverse effect on the Company's consolidated results of operations, liquidity or capital resources in the future.


FINANCIAL CONDITION

     WORKING CAPITAL

The Company's working capital needs are seasonal. Working capital and related bank borrowings are lowest immediately after heavy school bus deliveries late in the fourth fiscal quarter. Beginning in December or January, working capital and related bank borrowings typically start to increase as parts are purchased or manufactured and distributed to the assembly plants for assembly into buses. Management tries to build buses as close to expected delivery time as possible. Inventory is at its highest during May, June and July prior to heavy seasonal deliveries.


     LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the first six month period of fiscal 1999 was $67.5 million. This amount reflects income tax payments of $5.4 million, the customary seasonal increase in inventory of $90.2 million, offset in part by a related increase in accounts payable of $20.8 million. Scheduled repayment of term debt during the period used additional funds of $6.4 million. Capital expenditures for the period were $4.1 million. The Company's principal sources of funds during the period were cash on hand at the beginning of the fiscal year and proceeds from a working capital line of credit. One of the Company's subsidiaries, Blue Bird Capital Corporation, provides sales financing. The increase in leases receivable is funded primarily through a separate revolving line of credit.


FORWARD-LOOKING STATEMENTS

Any statements contained in this Form 10-Q which are not historical facts are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions readers that there can be no assurance that the actual results or business conditions will not differ materially from those projected or suggested in such forward-looking statements as a result of various factors, including, but not limited to, the degree to which the Company is leveraged and the Company's significant debt service obligations, the restrictive covenants contained in and the asset encumbrances resulting from certain of the Company's credit agreements, product liability claims for personal injuries and other matters, the availability of insurance coverage with respect to such claims and matters, governmental regulation of the Company's business, the limited number of chassis suppliers, the control of the Company by Merrill Lynch Capital Partners, Inc. and the consequences arising under the Company's credit agreements in the event of a change of control.


Item 3.           Quantitative and Qualitative Disclosures about Market Risk.

                  Not applicable.



PART II.  OTHER INFORMATION

Item 1.             Legal Proceedings.

Reference is made to BBC's and the Company's Joint Annual Report on Form 10-K for the fiscal year ended October 31, 1998 for a description of certain legal proceedings to which BBC or the Company is a party.


Item 6.           Exhibits and Reports on Form 8-K.

     (a)          Exhibits.

                  27.1 Financial Data Schedule

     (b)          Reports on Form 8-K.

                  BBC and the Company filed one Report on Form 8-K dated March 25, 1999, which reported certain changes in the executive officers of BBC and the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, each Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BLUE BIRD CORPORATION                          BLUE BIRD BODY COMPANY



BY /s/ Paul E. Glaske                          BY /s/  Paul E. Glaske
---------------------------------              --------------------------------
          Paul E. Glaske                                Paul E. Glaske
   Chairman of the Board                       Chairman of the Board
           and Director                             and Director
      (Principal Executive                       (Principal Executive
             Officer)                                   Officer)

Date: June 15, 1999                             Date:   June 15, 1999



BY /s/ Bobby G. Wallace                         BY /s/ Bobby G. Wallace
-----------------------------------             --------------------------------
       Bobby G. Wallace                             Bobby G. Wallace
   Vice Chairman, Treasurer,                      Vice Chairman, Treasurer,
      Secretary and Director                         Secretary and Director
     (Principal Financial and                       (Principal Financial and
        Accounting Officer)                            Accounting Officer)



Date: June 15, 1999                             Date:    June 15, 1999